Form 10-Q
period 2009-12-31
Pathmark Charter Corp
filed 2010-02-12
CIK 1476692

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53838
PATHMARK CHARTER CORP.
(Exact name of registrant as specified in its charter)

Delaware	27-1159911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o James B. Wootton
8405 Pulsar Pl Ste 157
Columbus, Ohio 43240
(Address of principal executive offices)
(614) 468-0198
(Issuer’s telephone number)
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 11, 2010 there were 3,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements
PATHMARK CHARTER CORP.
(A Development Stage Company)
Balance Sheet
December 31, 2009 (Unaudited)

ASSETS

Current Assets
Cash	$410

TOTAL ASSETS	$410

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$3,770
Accrued interest due to stockholder	49

Stockholder Note Payable	3,000

Total liabilities	6,819

Stockholder’s Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 3,000,000 shares issued and outstanding	300
Accumulated deficit	(6,709)

Total stockholder’s deficit	(6,409)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$410

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)
Statement of Operations
For the Period From October 5, 2009 (Inception) through December 31, 2009 (Unaudited)

Total Revenue	$—

Total Expenses	6,709

Net Loss Before Income Taxes	(6,709)

Income Tax Expense	—

Net Loss	$(6,709)

Net Loss per Common Share Basic and Diluted	$(.0022)

Per Share Information:
Weighted average number of shares of common stock outstanding — basic and diluted	3,000,000

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)
Statement of Stockholder’s Deficit
For the Period From October 5, 2009 (Inception) December 31, 2009 (Unaudited)

	Preferred Stock		Common Stock
					Accumulated
					Deficit During	Total
	Number of		Number of		the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Stage	Deficit
Common Stock Issued	—	$—	3,000,000	$300	$—	$300

Net Loss	—	—	—	—	(6,709)	(6,709)

Balance — October 31, 2009	—	$—	3,000,000	$300	$(6,709)	$(6,409)

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)
Statement of Cash Flows
For the Period From October 5, 2009 (Inception) through December 31, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(6,709)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	3,770
Increase in accrued interest due to stockholder	49

Net cash used in operating activities	(2,890)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	300
Proceeds from issuance of stockholder note payable	3,000

Net cash provided by financing activities	3,300

Cash and Cash Equivalents at Beginning of Period	—

Cash and Cash Equivalents at End of Period	$410

Supplemental Information:
Interest paid	$—
Taxes paid	—
The accompanying notes are an integral part of the financial statements.

PATHMARK CHARTER CORP.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period From October 5, 2009 (Inception) Through December 31, 2009
Note 1 — Nature and Scope of Business
Pathmark Charter Corp. (the Company) was incorporated in the State of Delaware on October 5, 2009. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market.
Preparation and Basis of Financial Statements
The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company’s fiscal year-end is September 30.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.
These interim financial statements should be read in conjunction with the audited financial statements for the period from October 5, 2009 (inception) through October 31, 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from October 5, 2009 (inception) through October 31, 2009.

PATHMARK CHARTER CORP.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period From October 5, 2009 (Inception) Through December 31, 2009
Note 2 — Going Concern
Pathmark Charter Corp. does not meet the test of “going concern”, instead the corporation was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities could be qualified for trading in the United States secondary market. The Company has not finalized a business combination and there can be no assurances that the Company will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the development stage since inception. Pathmark Charter Corp.’s financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Pathmark Charter Corp.’s ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.
Note 3 — Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with a domestic bank. As of December 31, 2009, there was $410 in the Company’s checking account and no cash equivalents.
Professional Fees
The Company recognizes expenses for professional services when those services are incurred.
Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.
As of December 31, 2009, the Company has no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The period from October 5, 2009 to December 31, 2009 remains open to examination by the major taxing jurisdictions to which the Company is subject.

PATHMARK CHARTER CORP.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period From October 5, 2009 (Inception) Through December 31, 2009
Note 3 — Summary of Significant Accounting Policies (continued)
Net Income (Loss) per Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of December 31, 2009, there were no dilutive convertible common shares outstanding.
Recently Issued Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.
Note 4 — Income Tax
There has been no benefit for U.S. federal or state income taxes in the accompany statement of operations. The Company has no deferred tax assets or liabilities as of December 31, 2009. Realization of income tax benefits and deferred tax assets in relation to the current period net loss is not practical until subsequent to a business combination with a target business opportunity, and such a target business opportunity has yet to be finalized.
Note 5 — Stockholder Note Payable
The Company has an unsecured promissory note payable to the stockholder in the amount of $3,000 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest accrues at 8.25% per annum and is payable upon maturity.
Note 6 — Stockholder’s Equity
On October 22, 2009, Pathmark Charter Corp. issued 3,000,000 shares of its Common Stock to the sole stockholder in exchange for $300.
The Company’s preferred stock has not been registered. The Company has not issued any shares of preferred stock
Note 7 — Subsequent Events — Date of Management Evaluation
Management has evaluated subsequent events through February 11, 2010, the date on which the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.
Overview.
Pathmark Charter Corp. was incorporated in the State of Delaware on October 5, 2009. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus may acquire any type of business. As of this date the Company has not issued nor entered into a letter of intent with or concerning any target business opportunity and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity. We have been in the developmental stage since inception and have no other operations to date other than incurring administrative expenses and issuing a note and shares to our original shareholder. The Company does meet the test of a “going concern”.
Pathmark Charter Corp., based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

Liquidity and Capital Resources.
At December 31, 2009, we had $410 of cash on hand. We do not expect that the funds available will be sufficient to cover our operating costs and expenses. During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the evaluation and investigation of targets for a Business Combination. Our stockholder has advised management that they expect to fund additional costs and expenses we may incur, including the costs of filing Exchange Act reports, in connection with due diligence activities of a Target Business and the Business Combination process, through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. As a result of our negative working capital, our losses since inception and failure to generate revenue from operations, our financial statements include a note expressing substantial doubt about our ability to continue as a “going concern.”
Results of Operations.
Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target Business, nor generated any revenues. We reported a net loss for the period from October 5, 2009 (inception) through December 31, 2009 of $6,709 and have a working capital deficit.
We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.
Item 4(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.
Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:
•	We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any adjustments to our interim financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.
To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item I. Legal Proceedings.
The Company is not a party to any legal proceeding or litigation.
Item IA. Risk Factors.
Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	During the period from October 5, 2009 (inception) through December 31, 2009, the Company did not issue any securities other than 3,000,000 shares of common stock issued to James B. Wootton as previously disclosed in Form 10.

(b)	Not applicable.

(c)	During the period from October 5, 2009 (inception) through December 31, 2009, neither the issuer nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(13) purchased any shares or other units of any class of the issuer’s equity securities other than 3,000,000 shares of common stock issued to James B. Wootton as previously disclosed in Form 10.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit Description
31.1 Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
32.1 Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHMARK CHARTER CORP.
Date: February 11, 2010	By:	/s/ James B. Wootton
		Name:	James B. Wootton
		Title:	President, Secretary, and Chief Financial Officer