Form 10-Q
period 2010-03-31
Pathmark Charter Corp
filed 2010-05-17
CIK 1476692

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 14, 2010 there were 3,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Balance Sheet (unaudited)

March 31, 2010

ASSETS

Current Assets
Cash	$410

TOTAL ASSETS	$410

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	$6,922
Stockholder note payable	3,000
Due to stockholder	1,436

Total liabilities	11,358

Stockholder's Equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 3,000,000 shares issued and
outstanding	300
Accumulated deficit	(11,248)
Total stockholder's deficit	(10,948)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$410

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Statements of Operations (unaudited)

		Period from
	Three Months	October 5, 2009
	Ended	(Inception) to
	March 31, 2010	March 31, 2010

Total Revenue	$-	$-

Total Expenses	4,539	11,248

Net Loss Before Income Taxes	(4,539)	(11,248)

Income Tax Expense	-	-

Net Loss	$(4,539)	$(11,248)

Net Loss per Common Share Basic and Diluted	$(.0015)	$(.0037)

Per Share Information:
Weighted average number of shares of common
stock outstanding - basic and diluted	3,000,000	3,000,000

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Statements of Stockholder's Deficit (unaudited)

Period from October 5, 2009 (Inception) to March 31, 2010

	Preferred Stock		Common Stock
					Accumulated
					Deficit During	Total
	Number of		Number of		the Development	Stockholder's
	Shares	Amount	Shares	Amount	Stage	Deficit

Common Stock Issued	-	$-	3,000,000	$300	$-	$300

Net Loss	-	-	-	-	(6,709)	(6,709)

Balance - December 31, 2009	-	$-	3,000,000	$300	$(6,709)	$(6,409)

Net Loss	-	-	-	-	(4,539)	(4,539)

Balance - March 31, 2010	-	$-	3,000,000	$300	$(11,248)	$(10,948)

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Statements of Cash Flows (unaudited)

		Period from
	Three Months	October 5, 2009
	Ended	(Inception) to
	March 31, 2010	March 31, 2010

Cash Flows from Operating Activities:
Net loss	$(4,539)	$(11,248)
Adjustment to reconcile net loss to net cash used in
operating activities:
Increase in accounts payable	3,152	6,922
Increase in due to stockholder	1,387	1,436
Net cash used in operating activities	-	(2,890)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	300
Proceeds from issuance of stockholder note payable	-	3,000
Net cash provided by financing activities	-	3,300

Cash and Cash Equivalents at Beginning of Period	410	-

Cash and Cash Equivalents at End of Period	$410	$410

Supplemental Information:
Interest paid	$-	$-
Taxes paid	-	-

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

Note 1 - Nature and Scope of Business

Pathmark Charter Corp. (the Company) was incorporated in the State of Delaware on October 5, 2009.  The Company was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market.  The Company has commenced activities to identify and negotiate with potential target business opportunities.  However, at this time, the Company has not entered into a letter of intent or definitive agreement with or concerning any target business opportunity.

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

The Company’s fiscal year-end is September 30.

Note 2 - Going Concern

Pathmark Charter Corp. does not meet the test of “going concern”, instead the corporation was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities could be qualified for trading in the United States secondary market.  The Company has not finalized a business combination and there can be no assurances that the Company will be successful in negotiating with any target business opportunity and, as such, the Company has been in the development stage since inception.  Pathmark Charter Corp.’s financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Pathmark Charter Corp.’s ability to continue as a going concern.  No adjustment has been made to these financial statements for the outcome of this uncertainty.

PATHMARK CHARTER CORP.
(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

Note 3 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with a domestic bank.  As of March 31, 2010, there was $410 in the Company’s checking account and no cash equivalents.

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

As of March 31, 2010, the Company has no uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The period from October 5, 2009 to March 31, 2010 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Net Income (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of March 31, 2010, there were no dilutive convertible common shares outstanding.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PATHMARK CHARTER CORP.
(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

Note 4 - Income Tax

There has been no benefit for U.S. federal or state income taxes in the accompany statement of operations.  The Company has no deferred tax assets or liabilities as of March 31, 2010.  Realization of income tax benefits and deferred tax assets in relation to the current period net loss is not practical until subsequent to a business combination with a target business opportunity, and such a target business opportunity has yet to be finalized.

Note 5 – Stockholder Note Payable and Due to Stockholder

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

Due to stockholder represents accrued interest amounting to $111 and $1,325 of expenses paid by the stockholder on behalf of the Company.

Note 6 – Stockholder’s Equity

On October 22, 2009, Pathmark Charter Corp. issued 3,000,000 shares of its Common Stock to the sole stockholder in exchange for $300.

The Company’s preferred stock has not been registered.  The Company has not issued any shares of preferred stock.

Note 7 – Subsequent Events

Subsequent to March 31, 2010, the Company entered into additional unsecured promissory notes payable to the stockholder in the amount of $4,250 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity.

On May 3, 2010, the Company filed a Form 15, indicating its termination of registration of securities under Rule 12g-4 and suspension of duty to file periodic reports under Rule 12h-3.  On May 14, 2010, the Company filed an amended Form 15 amending the May 3, 2010 Form 15.  The amended Form 15 indicated that there was an error in invoking Rule 12g-4 in the May 3, 2010 Form 15.  It was not the Company’s intention to terminate registration of securities under Rule 12g-4 but rather only suspend the filing of periodic reports under Rule 12h-3.  The amended Form 15 also indicates that the Company has withdrawn the Form 15 filed on May 3, 2010 in its entirety.  The Company will continue to submit required periodic reporting requirements under the Securities Exchange Act of 1934.

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

Overview.

Pathmark Charter Corp. was incorporated in the State of Delaware on October 5, 2009. The Company was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus may acquire any type of business. Although the Company has commenced activities to identify and negotiate with potential target business opportunities, the Company has not issued nor entered into a letter of intent or definitive agreement and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity. We have been in the developmental stage since inception and have no other operations to date other than incurring administrative expenses and issuing notes and shares to our original shareholder. The Company does meet the test of a “going concern”.

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

Liquidity and Capital Resources.

At March 31, 2010, we had $410 of cash on hand. We do not expect that the funds available will be sufficient to cover our operating costs and expenses. During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the evaluation and investigation of targets for a Business Combination. Our stockholder has advised management that he expects to fund additional costs and expenses we may incur, including the costs of filing Exchange Act reports, in connection with due diligence activities of a Target Business and the Business Combination process, through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. As a result of our negative working capital, our losses since inception and failure to generate revenue from operations, our financial statements include a note expressing substantial doubt about our ability to continue as a “going concern.”

Results of Operations.

Since our inception, we have not engaged in any substantive operations nor generated any revenues. We reported a net loss of $4,539 and $11,248 for the three months ended March 31, 2010 and for the period from October 5, 2009 (inception) through March 31, 2010, respectively, and have a working capital deficit.

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

Subsequent Events.

Subsequent to March 31, 2010, the Company entered into additional unsecured promissory notes payable to the stockholder in the amount of $4,250 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity.

On May 3, 2010 the Company filed a Form 15, indicating its termination of registration of securities under Rule 12g-4 and suspension of duty to file periodic reports under Rule 12h-3.  On May 14, 2010, the Company filed an amended Form 15 amending the May 3, 2010 Form 15.  The amended Form 15 indicated that there was an error in invoking Rule 12g-4 in the May 3, 2010 Form 15.  It was not the Company’s intention to terminate registration of securities under Rule 12g-4 but rather only suspend the filing of periodic reports under Rule 12h-3.   The amended Form 15 also indicates that the Company has withdrawn the Form 15 filed on May 3, 2010 in its entirety.   The Company will continue to submit required periodic reporting requirements under the Securities Exchange Act of 1934.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item I. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item IA. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
During the period from October 5, 2009 (inception) through March 31, 2010, the Company did not issue any securities other than 3,000,000 shares of common stock issued to James B. Wootton as previously disclosed in Form 10.

(b)	Not applicable.

(c)
During the period from October 5, 2009 (inception) through March 31, 2010, neither the issuer nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(13) purchased any shares or other units of any class of the issuer’s equity securities other than 3,000,000 shares of common stock issued to James B. Wootton as previously disclosed in Form 10.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

PATHMARK CHARTER CORP.
Date: May 14, 2010	By:	/s/ James B. Wootton
		Name:	James B. Wootton
		Title:	President, Secretary, and Chief Financial Officer