Form 10-K
period 2010-09-30
Pathmark Charter Corp
filed 2010-12-10
CIK 1476692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 000-53838

Pathmark Charter Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-1159911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8405 Pulsar Place, Suite 157
Columbus, OH 43240	(614) 468-0198
(Address of principal executive offices, including zip code)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_|  No |X|

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X|  No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer |_|	Accelerated Filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The aggregate market value of the issuer’s common stock held by non-affiliates, as of December 10, 2010, computed by reference to the price at which the common equity was sold, was $0.  As of December 10, 2010, there were 3,000,000 shares of the issuer's common stock outstanding.

Documents incorporated by reference:     None

PATHMARK CHARTER CORP.
FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,”  “continue,” and similar expressions are generally intended to identify forward-looking statements.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto, the factors described in "Item 1. Description of Business--Risk Factors" beginning on page 2, and other documents we file from time to time with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the "Company," "we," "us," "our," and similar terms refer to Pathmark Charter Corp., a Delaware corporation.

PART I

ITEM 1.   BUSINESS

Company Overview and History

Pathmark Charter Corp. was incorporated in the State of Delaware on October 5, 2009. The Company has been in the developmental stage since inception and has conducted no substantial business operations, other than organizational activities. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company is currently attempting to locate and enter into preliminary negotiations with a target company.  No assurances can be given that the Company will be successful in negotiating with a target company.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in a United States secondary market such as the New York Stock Exchange, NASDAQ Stock Market, American Stock Exchange, or the Over-The-Counter Bulletin Board, as a vehicle to investigate if such investigation warrants, acquire, a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

Competition

The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We presently have no employees apart from our management. Our sole officer and  director is engaged in outside business activities and has and will continue to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Corporate Information

Our principal executive offices are located at 8405 Pulsar Place, Suite 157, Columbus, Ohio 43240.  Our corporate telephone number is (614) 468-0198.

Item 1A — Risk Factors.

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows.

1. WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This will result in our incurring operating losses that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses. Since October 5, 2009 (inception) through September 30, 2010, we have incurred a net loss of $11,998.

2. WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangements or agreement or understanding with respect to a combination, acquisition or merger with a private business opportunity and we may not be successful in concluding any sort of business combination. We have not identified any particular industry or specific business within an industry for evaluation. We have not discovered, identified or evaluated any potential business opportunity for a business combination; therefore, the Company is currently unable to ascertain the merits or risks of the potential business’ operations. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private entity.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, market demand may not exist for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. We may not successfully negotiate a business combination on favorable terms and there is consequently a risk that funds allocated to the purchase of our shares will be invested in another company with active business operations.

3. OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. Our management will seek out business combination opportunities through their personal and professional business contacts, in their roles as business development consultants, in dialogues with entrepreneurs and management of other businesses seeking to expand their operations and in discussions with investors and related professionals. such as accountants and attorneys, in hopes of working together. Management will not limit itself to these groups but believes that these groups will provide a networking platform from which to seek business combination opportunities.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

4. MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting approximately 5 hours per week to the Company’s affairs in total. Our management has not entered into any written employment agreements with the Company and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

5. THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we do not know whether or not market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. We may not be able to acquire, merge with or combine with a business opportunity on terms favorable to us.

6. THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Furthermore, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. Our management may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Accordingly, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction. No officer or director is currently involved with any other blank check company. In the future if our management were to become involved with another blank check company, conflicts in the pursuit of business combinations with the other blank check company with which they may in the future be affiliated with may arise. If we and any such other blank check company that our officers and directors are affiliated with desire to take advantage of the same opportunity, then the officer and director that is affiliated with both companies may abstain from voting upon the opportunity although there is no legally binding obligation to do so. If necessary, due to the abstention of our officers and directors, the Company would call a meeting of our shareholders whereby our shareholders would vote upon the opportunity. The necessity to obtain such stockholder approval may result in a delay and additional expense in the consummation of any proposed transaction.

7. THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with the SEC reporting requirements may delay or preclude a business combination, acquisition or merger with a business opportunity. Sections 12 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements of the company acquired, possibly covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare those statements may significantly delay or essentially preclude a business combination, acquisition merger. Consequently, otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition as long as the reporting requirements of the Exchange Act remain applicable.

8. THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combinations, acquisitions, mergers, joint ventures or acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

9. THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

10. ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self sufficiency and balance of payments positions and in other respects.

11. THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Our outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Rule 144

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or

•
the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies.
Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;

•
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

Rule 145

In the business combination context, Rule 145 has imposed on affiliates of either the acquiror or the target company restrictions on public resales of securities received in a business combination, even where the securities to be issued in the business combination were registered under the Securities Act. These restrictions were designed to prevent the rapid distribution of securities into the public markets after a registered business combination by those who were in a position to influence the business combination transaction. The recent adopted amendments to Rule 145 eliminate these restrictions in most circumstances.

Under the new amendments, affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquiror, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquiror, and those who become affiliates of the acquiror after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

Application of Rule 145 to Shell Companies.

Public resales of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

•	The issuer must meet all of the conditions applicable to shell companies under Rule 144;

•
After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144’s volume limitations, adequate current public information requirement, and manner-of-sale requirements;

•
After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

•	After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

12. THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. We cannot guarantee however that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

13. THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition with a business opportunity effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arms-length basis by our management resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but un-issued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution of the interests of our stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

14. PRINCIPAL STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE HIS SHARES OF COMMON STOCK.

In order to provide control of the Company to a third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholder. The third party may require a reduction in the Company’s existing outstanding shares to obtain the desired percentage of control, and/or the equity received may necessitate an offsetting cash redemption to balance the parties’ negotiations. As a result of the third party thus obtaining a majority of the outstanding stock, our management, principal shareholder(s) and Board of Directors likewise may change.

15. BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive for brokerage firms or market makers to recommend the purchase of our common stock. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

16. WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS THAT OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX). However, following such a transaction we may not meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets”, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. Further, we may not find a market maker or that an active market may develop for the Company’s stock. In addition, we would be subject to a SEC rule that if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. Brokerage firms may not want to conduct any secondary offerings on behalf of our post-merger company in the future. We may never meet the conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale because we may never lose our shell company status.

17. WE MAY INCUR ADDITIONAL COSTS OF BEING A PUBLIC COMPANY DUE TO THE DIFFICULTIES OF ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING WITH NO FULL TIME OR PART-TIME EMPLOYEES, THE EXPENSES OF BEING A REPORTING COMPANY PURSUANT TO THE EXCHANGE ACT OF 1934 AND THE LIABILITY PROVISIONS OF THE EXCHANGE ACT OF 1934.

The Company is a development stage company, with no operations and no revenues from operations. We may never realize any revenues unless and until we successfully merge with or acquire an operating business. Because the Company has no operations and no revenues from operations, the Company has not established sufficient internal controls over financial reporting; therefore these costs are estimated to be zero as we do not currently plan to implement a robust control initiative given our lack of positive cash flow from operations and inherent lack of segregation of duties. If the Company were to attempt to mediate some of our segregation of duties issues and achieve effective internal controls we currently do not have adequate funding to implement such an initiative and therefore do not plan to implement this initiative.

The expenses of periodic reporting requirements, such as audits and reviews, are estimated at $5,000 annually. If necessary, the Company will consider various options for paying these expenses, including payment from funds in our treasury, but no certain funding for these expenses has been obtained. Among possible funding options the Company may consider seeking, are loans or investments in the Company by our stockholder, management or other investors. The Company has only one shareholder, and the Company has had no discussions with others regarding seeking such funding. If necessary, the Company will consider these and other yet to be identified various options for seeking to raise funds and paying these expenses. No funding for these expenses has yet been obtained. The Company may be unsuccessful in its attempt to seek funding.

18. CURRENT ECONOMIC CONDITIONS MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION AND OBTAINING FUNDING.

Current economic and financial conditions are volatile. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slow-down. We cannot accurately predict how long these current economic conditions will persist, whether the economy will deteriorate further and how we will be affected.

We have no operating history, no revenue and lack profitable operations. We will, in all likelihood, sustain expenses and costs related to accounting, the filing of Exchange Act reports and consummating a business combination without corresponding revenues, at least until the consummation of a business combination. This lack of operations and revenues may result in our incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us.

Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital, in the equity markets, until shares of our common stock are registered pursuant to, or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position. Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo a such a business combination with us because of our lack of operations and access to affordable capital. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources, such as our shareholders, management or others, may decide to defer loans or investments to the Company.

19. Control by James B. Wootton

Our sole stockholder is James B. Wootton, who is also our sole officer and director, and he currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

ITEM 1B   UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.   PROPERTIES

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages, or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.   LEGAL PROCEEDINGS

Presently, there are not any pending legal proceedings to which the Company is a party or as to which any of its property is subject, and the Company does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market.  The Company is not aware of any market activity in its stock since its inception and through the date of this filing.  As of December 10, 2010, there is one holder of record of 3,000,000 shares of the Company’s common stock.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities during the period covered by this annual report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

            Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In our independent registered public accounting firm’s report for the fiscal year ended September 30, 2010, they expressed their doubt as to the Company’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  As of the date of this report, the Company is currently attempting to locate and enter into preliminary negotiations with a potential target company for a possible business combination.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

Since our inception, we have not engaged in any substantive operations nor generated any revenues. We reported a net loss of  $11,998 for the period from October 5, 2009 (inception) through September 30, 2010, respectively, and have a working capital deficit.

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

Liquidity and Capital Resources

At September 30, 2010, we had $648 of cash on hand. We do not expect that the funds available will be sufficient to cover our operating costs and expenses. During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the evaluation and investigation of targets for a Business Combination. Our stockholder has advised management that he expects to fund additional costs and expenses we may incur, including the costs of filing Exchange Act reports, in connection with due diligence activities of a Target Business and the Business Combination process, through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. As a result of our negative working capital, our losses since inception and failure to generate revenue from operations, our financial statements include a note expressing substantial doubt about our ability to continue as a “going concern.”

Contractual Obligations and Off-Balance Sheet Arrangements

The Company does not have any contractual obligations nor any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

The Company has unsecured promissory notes payable to the stockholder in the amount of $9,850 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity.

Subsequent to September 30, 2010, the Company entered into an additional unsecured promissory note payable to the stockholder in the amount of $850 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity

Due to stockholder at September 30, 2010 represents accrued interest amounting to $459 and $1,325 of expenses paid by the stockholder on behalf of the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Stockholder of
Pathmark Charter Corp.
Columbus, Ohio

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Pathmark Charter Corp., a development stage company, as of September 30, 2010, and the related statements of operations, stockholder’s equity, and cash flows for the period from October 5, 2009 (inception) through September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathmark Charter Corp., a development stage company, as of September 30, 2010  and the results of its operations and its cash flows for the period from October 5, 2009 (inception) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise and has not yet commenced its principal operations. Accordingly, the Company has no operating history, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 2. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBQ Partners LLC
Columbus, Ohio
December 10, 2010

PATHMARK CHARTER CORP.
(A Development Stage Company)

Balance Sheet

September 30, 2010

ASSETS

Current Assets
Cash	$648
Prepaid expenses	91

TOTAL ASSETS	$739

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$803
Due to stockholder	1,784
Stockholder note payable	9,850

Total liabilities	12,437

Stockholder's Deficit
Preferred stock, $0.0001 par value; 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 3,000,000 shares issued and
outstanding	300
Deficit accumulated during the development stage	(11,998)
Total stockholder's deficit	(11,698)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$739

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Statement of Operations

For the Period From October 5, 2009 (Inception) through September 30, 2010

Total Revenue	$-

Total Expenses	11,998

Net Loss Before Income Taxes	(11,998)

Income Tax Expense	-

Net Loss	$(11,998)

Net Loss per Common Share - Basic and Diluted	$(.0040)

Per Share Information:
Weighted average number of shares of common
stock outstanding - basic and diluted	3,000,000

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Statement of Stockholder's Deficit

For the Period From October 5, 2009 (Inception) through September 30, 2010

	Preferred Stock		Common Stock
					Accumulated
					Deficit During	Total
	Number of		Number of		the Development	Stockholder's
	Shares	Amount	Shares	Amount	Stage	Deficit

Common Stock Issued	-	$-	3,000,000	$300	$-	$300

Net Loss	-	-	-	-	(11,998)	(11,998)

Balance - September 30, 2010	-	$-	3,000,000	$300	$(11,998)	$(11,698)

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Statement of Cash Flows

For the Period From October 5, 2009 (Inception) through September 30, 2010

Cash Flows from Operating Activities:
Net loss	$(11,998)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase in prepaid expenses	(91)
Increase in accounts payable	803
Increase in shareholder payable	1,784
Net cash used in operating activities	(9,502)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	300
Proceeds from issuance of stockholder note payable	9,850
Net cash provided by financing activities	10,150

Cash and Cash Equivalents at Beginning of Period	-

Cash and Cash Equivalents at End of Period	$648

Supplemental Information:
Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of the financial statements

PATHMARK CHARTER CORP.
(A Development Stage Company)

Notes to the Financial Statements

September 30, 2010

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

September 30, 2010

Note 3 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with a domestic bank.  As of September 30, 2010, there was $648 in the Company’s checking account and no cash equivalents.

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

As of September 30, 2010, the Company has no uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The period from October 5, 2009 to September 30, 2010 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Net Income (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of September 30, 2010, there were no dilutive convertible common shares outstanding.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PATHMARK CHARTER CORP.
(A Development Stage Company)

Notes to the Financial Statements

September 30, 2010

Note 4 - Income Tax

There has been no benefit for U.S. federal or state income taxes in the accompany statement of operations.  The Company has no deferred tax assets or liabilities as of September 30, 2010.  Realization of income tax benefits and deferred tax assets in relation to the current period net loss is not practical until subsequent to a business combination with a target business opportunity, and such a target business opportunity has yet to be finalized. As of September 30, 2010, the Company had net operating carryforwards amounting to $11,998 which expire in 2030. During 2010, the valuation allowance increased by $11,998.

Note 5 – Stockholder Note Payable and Due to Stockholder

The Company has unsecured promissory notes payable to the stockholder in the amount of $9,850 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity. Interrest expense was $459 for the period from October 5, 2009 to September 30, 2010.

Due to stockholder represents accrued interest amounting to $459 and $1,325 of expenses paid by the stockholder on behalf of the Company.

Note 6 – Stockholder’s Equity

On October 22, 2009, Pathmark Charter Corp. issued 3,000,000 shares of its Common Stock to the sole stockholder in exchange for $300.

The Company’s preferred stock has not been registered.  The Company has not issued any shares of preferred stock.

Note 7 – Subsequent Events

Subsequent to September 30, 2010, the Company entered into an additional unsecured promissory note payable to the stockholder in the amount of $850 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity.

Subsequent to September 30, 2010, the Company’s shareholder has had preliminary discussions regarding the potential sale of the majority of the company’s stock to an interested third party under a private placement; however, no such agreement has been finalized, nor is there any assurance that such a transaction will be completed.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.  Our management (the Company’s sole officer functioning as the President, Chief Financial Officer, Secretary and Director (the “Certifying Officer”)), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the period presented.

We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Accordingly we have determined that these deficiencies constitute a material weakness.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company is not required to provide Management’s Annual Report on Internal Control over Financial Reporting  in its first Annual Report on Form 10-K.   This is the Company’s first Annual Report on Form 10-K and therefore the requirement to provide such report is not applicable for this Form 10-K.  The requirement will commence with the Company’s second Annual Report on Form 10-K for the year ending September 30, 2011.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age	Date First Appointed
James B. Wootton 8405 Pulsar Pl, Suite 157 Columbus, Ohio 43240	President, Chief Financial Officer, Secretary and Director	64	October 5, 2009

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

James B. Wootton - President, Chief Financial Officer, Secretary and Director

James B. Wootton has served as the Company’s President, Chief Financial Officer, Secretary and sole director since inception. Being licensed to sell real estate in 1973, Mr. Wootton has over 36 years experience in commercial real estate brokerage. Mr. Wootton is the founder of Standard Realtors and has served continuously as its President and Principal Broker since June, 1999 to the present. Standard Realtors is a licensed real estate brokerage firm headquartered in Columbus, Ohio.

For more than 10 years he has served on the Finance Committee of the Ohio Ministry Network of the Assemblies of God, where he reviewed numerous church loan applications and dealt with all other financial matters of the Ohio district, which serves more than 260 churches.

James B. Wootton holds a Bachelor of Science degree in Business Administration from the Finance Department of the College of Administrative Sciences at The Ohio State University. Since his graduation he has pursued the study of economics with Harvard University Extension School of Cambridge, Massachusetts. He is a graduate of the Realtors Institute.

Mr. Wootton served for more than 20 years as a board member of both The Kiwanis Club of German Village and Teen Challenge of Columbus. He has negotiated many major property transactions for churches and other nonprofit organizations, including some of the larger transactions in the State of Ohio. He was president of the Columbus Real Estate Exchangers and rose to become president of the statewide Ohio Commercial Realtors Exchange Association. He is a member of the Columbus, Ohio, and National Associations of Realtors, Columbus Commercial Industrial Investment Realtors, Columbus Real Estate Exchangers, Ohio Commercial Realtors Exchange Association and Ohio Business Brokers Association.

Significant Employees

As of the date of this annual report on Form 10-K, the Company does not have any significant employees.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons, or any proposed directors, has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

3.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

The Board of Directors and Committees

Our board of directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its board of directors as a whole.  We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board.  We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

We do not currently have a process for security holders to send communications to the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC.  During the fiscal year ended September 30, 2010, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because management has determined that this would be premature considering the status of the Company’s business at this time, and all of management's efforts have been directed to pursuing business opportunities for the Company. The board of directors may adopt a code of ethics at a later date.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The Company's sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intends to devote no more than approximately 5 hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with another entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

There are no employment agreements or arrangements, whether written or unwritten, with our officer and director. No retirement, pension, profit sharing, defined contribution stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Director Compensation

We currently do not pay any cash fees to our sole director, nor do we pay his expenses in attending board meetings.

Grants of Plan-Based Awards

We did not pay any plan-based awards to our sole officer and director during our fiscal year-ended September 30, 2010.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for our sole officer and director outstanding as of September 30, 2010.

Option Exercises and Stock Vested

There were no exercises of stock options, stock appreciation rights, or similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for our sole officer and director.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently have no defined contribution or other plans that provide for the deferral of compensation to our sole officer and director on a basis that is not tax-qualified.

Potential Payments upon Termination or Change-in-Control.

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our officer/director at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of our officer/director, or a change in control of the Company or a change in the officer/director's responsibilities, with respect to our officer/director.

Employment Agreements

The Company is not a party to any employment agreements.

Indemnification of Officers and Directors

Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit indemnification for liabilities, including reimbursement for expenses incurred, arising under the Securities Act. This indemnification may, however, be unenforceable as against public policy.

As permitted by Delaware law, our certificate of incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware law regarding unlawful dividends and stock purchases; or

•	for any transaction from which the director derived an improper personal benefit.

As permitted by Delaware law, our certificate of incorporation and our bylaws provide that:

•
we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law, so long as such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of our Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful;

•
we are permitted to indemnify our other employees to the extent that we indemnify our officers and directors, unless otherwise required by law, our amended and restated certificate of incorporation, our amended and restated bylaws or other agreements; and

•	the rights conferred in our bylaws are not exclusive.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of December 10, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company's voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

James B. Wootton(2) 8405 Pulsar Place Ste 157 Columbus, Ohio 43240	3,000,000	100%

All Officers, Directors and persons owning more than 5% as a Group	3,000,000	100%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Mr. Wootton is the Company’s President, Chief Financial Officer, Secretary and sole director.

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

As of December 10, 2010, there are no compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company has unsecured promissory notes payable to the stockholder in the amount of $9,850 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity.

Subsequent to September 30, 2010, the Company entered into an additional unsecured promissory note payable to the stockholder in the amount of $850 due on or before the earlier of December 31, 2011 or the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  Interest accrues at 8.25% per annum and is payable upon maturity

Due to stockholder at September 30, 2010 represents accrued interest amounting to $459 and $1,325 of expenses paid by the stockholder on behalf of the Company.

The Company utilizes the office space and equipment of its sole officer and director at no cost.  Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

We do not believe that our current director is considered “independent” as the term is used in Item 407(a)(1) of Regulation S-K under the Exchange Act and as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. However, we are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include "independent" directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

GBQ Partners LLC, has served as our independent registered public accounting firm since our inception on October 5, 2009.

AUDIT FEES. The aggregate fees billed during fiscal 2010 for professional services rendered by GBQ Partners LLC for the audits of the Company's annual financial statements and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $5,000.

AUDIT-RELATED FEES.  The aggregate fees billed by  GBQ Partners LLC for audit-related services rendered for the Company for the last fiscal year were $1,903. Audit-related fees represent fees in support of the Company's filing of its Form 10 Registration Statement.

TAX FEES.  The aggregate fees billed by GBQ Partners LLC for tax-related services rendered for the Company for the last fiscal year were $0.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by GBQ Partners LLC, other than the audit services, audit-related services, and tax services, were $0 for the last fiscal year.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the Company’s director  to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the Company’s Director  prior to completion of the audit

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following financial statements of Pathmark Charter Corp. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheet at September 30, 2010.

Statement of Stockholder’s Deficit for the Period from Inception (October 5, 2009) through September 30, 2010

Statement of Operations for the Period from Inception (October 5, 2009) through September 30, 2010

Statement of Cash Flows for the Period from Inception (October 5, 2009) through September 30, 2010

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 5, 2009 (1)

3.2	By-Laws (1)

10.1	Shareholder Note Agreement between Pathmark Charter Corp. and James B. Wootton dated April 2, 2010 (2)

10.2	Shareholder Note Agreement between Pathmark Charter Corp. and James B. Wootton dated April 13, 2010 (2)

10.3	Shareholder Note Agreement between Pathmark Charter Corp. and James B. Wootton dated July 8, 2010 (2)

10.4	Shareholder Note Agreement between Pathmark Charter Corp. and James B. Wootton dated November 11, 2010*

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the period from October 5, 2009 (Inception) through September 30, 2010. *

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

*	Filed Herewith

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 19, 2009, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2010, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2010.

PATHMARK CHARTER CORP.

/s/ James B. Wootton
James B. Wootton President